Form 10-K
period 2007-12-31
Citigroup Mortgage Loan Trust Inc., Series 2007-AR7
filed 2008-03-31
CIK 1399276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 333-138237-15

Citigroup Mortgage Loan Trust 2007-AR7

(Exact name of issuing entity as specified in its charter)

Citigroup Mortgage Loan Trust Inc.

(Exact name of depositor as specified in its charter)

Citigroup Global Markets Realty Corp.

(Exact name of sponsor as specified in its charter)

Delaware	33-1183546, 33-1183549, 33-1183555
(State or Other Jurisdiction of Incorporation or Organization of Issuing Entity)	(I.R.S. Employer Identification Number of Issuing Entity)
390 Greenwich Street, New York, New York	10013
(Address of Principal Executive Offices of Issuing Entity)	(Zip Code)

Registrant’s telephone number, including area code: (212) 816-6000

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                      Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                      Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. [Not applicable.]

PART I

The following items have been omitted pursuant to General Instruction J. to Form 10-K:

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments

None.

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1112(b) of Regulation AB (Significant obligors of pool assets)

No single obligor represents more than 10% of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB (Credit enhancement and other support, except for certain derivative instruments) (Information regarding significant enhancement providers)

No entity or group of affiliated entities provides any external credit enhancement for the certificates issued by the issuing entity.

Item 1115(b) of Regulation AB (Certain derivative instruments)

No entity or group of affiliated entities provides derivative instruments having a significance percentage of 10% or more.

Item 1117 of Regulation AB (Legal Proceedings)

There are no legal proceedings that would be material to investors against the sponsor, Citibank, N.A. (the paying agent, transfer agent and certificate registrar for the issuing entity), CitiMortgage Inc. (master servicer, servicer, and trust administrator) or to Citigroup Global Markets Realty Corp.’s knowledge any unaffiliated servicer (other than Countrywide Home Loan Servicing LP), any unaffiliated originator (other than Countrywide Home Loan Servicing LP), the trustee, nor does Citigroup Global Markets Realty Corp. know of any such proceeding contemplated by any governmental authorities.

Legal Proceedings Related to the Depositor and Issuing Entity:

On March 19, 2008, a complaint was filed with the Supreme Court of the State of New York, County of Nassau, against Citigroup Mortgage Loan Trust 2007-AR7 and the Depositor by the City of Ann Arbor Employees' Retirement System, individually and on behalf of all other similarly situated.  The complaint alleges violations of Section 11 of the Securities Act of 1933 based on various omissions and misstatements in the Registration Statement, the Prospectus and the Prospectus Supplement with respect to the mortgage loans underlying the transaction.

Legal Proceedings Concerning Countrywide Home Loan Servicing LP

Pursuant to a Form 10-K filed by Countrywide Financial Corporation (“CFC”) on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of the servicer, CFC stated that various lawsuits alleging claims for derivative relief on behalf of the CFC and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. CFC stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 (“ERISA”). CFC stated that these cases allege, among other things, that CFC did not disclose complete and accurate information about mortgage lending practices and financial condition. CFC stated that shareholder derivative cases brought in federal court are brought on CFC’s behalf and do not seek recovery of damages from CFC.

CFC stated that two consolidated cases alleging claims for derivative relief on behalf of CFC are also pending in federal district court in Delaware, and allege, among other things, that certain of CFC’s proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

CFC stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against CFC, CFC’s directors and Bank of America.

CFC stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that CFC’s directors breached their fiduciary duties to CFC’s shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. CFC stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

CFC stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. CFC stated that given the inherent difficulty in predicting the outcome of legal proceedings, CFC cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. CFC stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. CFC stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, CFC believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period.

CFC stated that its assessment is based, in part, on the existence of insurance coverage.

PART II

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Item 9B.	Other Information

None.

PART III

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1119 of Regulation AB (Affiliations and certain relationships and related transactions)

The information regarding this item has been previously filed in a 424(b)(5) filing originally dated June 1, 2007.

Item 1122 of Regulation AB (Compliance with applicable servicing criteria)

The reports required by Item 1122(a) and (B) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1.1, 33.1.2, 33.1.3, 33.1.4, 33.1.4.1, 33.1.4.2, 33.1.5, 33.1.6, 33.1.7, 34.1.1, 34.1.2, 34.1.3, 34.1.4, 34.1.4.1, 34.1.4.2, 34.1.5, 34.1.6, and 34.1.7.

Following are either material instances of noncompliance, or explanations for nonapplicable criteria required to be covered by the transaction agreements, that are disclosed on Item 1122(a) and (b) reports as required by Item 1122(c)(1):

SunTrust Mortgage Inc: The Asserting Party has assessed its compliance with Applicable Servicing Criteria for the Reporting period and has identified two instances of noncompliance with the servicing criteria as set out in § 229.1122(d)(1)(iv) and § 229.1122(d)(2)(vii), respectively. In regards to the former, the Asserting Party did not strictly maintain the required fidelity bond coverage amount at all times during 2007. And, in regards to the latter, certain bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of original identification. As to the issue identified at § 229.1122(d)(1)(iv), SunTrust Mortgage maintained fidelity bond coverage in the amount of $150MM throughout calendar year 2007, which was determined to be insufficient according to applicable FNMA transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust Mortgage has requested a waiver from FNMA stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual FNMA review. FNMA has verbally agreed to this request, and SunTrust Mortgage is working to formalize this agreement. Regarding the issue identified at § 229.1122(d)(2)(vii), SunTrust Mortgage has enhanced its procedures and controls around the relevant reconciliation process to prevent any future compliance concerns.

Citibank N.A. (as paying agent) disclosed the following material noncompliance with criteria applicable to the Company during the year ended December 31, 2007. 1122(d)(2)(i) - With respect to certain transactions for which the transaction documents require that funds be deposited into the custodial bank accounts on the day funds are received by the Company, funds were not deposited to the custodial bank accounts in accordance with the terms of the transaction documents. In a sample of selected payments on pool assets received by the Company, this finding was identified once. In that instance, the funds received were deposited into the specified custodial account on the day after the day they were received. As the one-day delay only impacted investment income to which the Company was entitled as compensation for its services as securities administrator, management believes that the delay did not affect the amount of any payments to any security holder or to any transaction party other than the Company. 1122(d)(3)(ii) With respect to certain remittances during the reporting period, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not paid timely to investors.

Item 1123 of Regulation AB (Servicer compliance statement)

The statement required by Item 1123 is attached to this Form 10-K as Exhibit 35.1.1, 35.1.2, 35.1.3, 35.1.4, 35.1.5, and 35.1.6.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules

(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	Exhibits

Exhibit Number	Description
4.1	Pooling and Servicing Agreement, dated as of May 11, 2007, incorporated by reference from Exhibit 99.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on October 2, 2007
4.01

Amendment No. 1 to Pooling and Servicing Agreement, dated as of March 26, 2008 and effective as of May 11, 2007, among Citigroup Mortgage Loan Trust Inc. as depositor, CitiMortgage, Inc. as master servicer and trust administrator, Citibank, N.A. as paying agent, certificate registrar and authenticating agent and U.S. Bank National Association as trustee.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 31, 2008.
33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of CitiMortgage, Inc.
33.1.2	Management Assessment, dated February 22, 2008, of Cenlar, FSB
33.1.3	Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2008, of Countrywide Financial Corporation
33.1.4	Certification Regarding Compliance with Applicable Servicing Criteria, dated March 6, 2008, of SunTrust Mortgage Inc.
33.1.4.1	Management’s Assertion on Compliance with Regulation AB Criteria, dated March 6, 2008, of SunTrust Bank

33.1.4.2	Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria dated February 15, 2008 of ZC Sterling Insurance Agency, Inc.
33.1.5	2007 Certification Regarding Compliance with Applicable Servicing Criteria, dated February 25, 2008, of Wells Fargo Bank, N.A.
33.1.6	Management’s Assertion of Compliance with Applicable Servicing Criteria dated February 22, 2008, of Citibank, N.A.
33.1.7	Management’s Assertion of Compliance dated February 29, 2008, of the Agency and Trust division of Citibank, N.A.
34.1.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, for CitiMortgage, Inc relating to Exhibit 33.1.1
34.1.2	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, for Cenlar FSB relating to Exhibit 33.1.2
34.1.3	Report of Independent Registered Public Accounting Firm, dated February 28, 2008, of KPMG LLP for Countrywide Financial Corporation relating to Exhibit 33.1.3
34.1.4	Report of Independent Registered Public Accounting Firm, dated March 6, 2008, of Ernst & Young LLP, for SunTrust Mortgage Inc. relating to Exhibit 33.1.4
34.1.4.1	Report of Independent Registered Public Accounting Firm, dated March 6, 2008, of Ernst & Young LLP, for SunTrust Bank. relating to Exhibit 33.1.4.1
34.1.4.2	Report of Independent Registered Public Accounting Firm, dated February 14, 2008, of Ernst & Young LLP, for ZC Sterling Insurance Agency Inc., relating to Exhibit 33.1.4.2
34.1.5	Report of Independent Registered Public Accounting Firm, dated February 25, 2008, of KPMG LLP, for Wells Fargo Bank, N.A. relating to Exhibit 33.1.5
34.1.6	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, for Citibank, N.A. relating to Exhibit 33.1.6
34.1.7	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, for the Agency and Trust division of Citibank, N.A. relating to Exhibit 33.1.7
35.1.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 22, 2008.
35.1.2	Servicer Compliance Statement (Item 1123) for Cenlar FSB dated February 22, 2008.
35.1.3	Annual Certification for Home Mortgage Purchase Program Pursuant to the Sale, Servicing and Administration Agreement of Countrywide Home Loans Servicing LP dated January 7, 2008.
35.1.4	Annual Compliance Statement of SunTrust Mortgage Inc. dated March 12, 2008.
35.1.5	Annual Certification for Home Mortgage Purchase Program Pursuant to the Sale, Servicing and Administration Agreement of Wells Fargo Bank, N.A. dated January 28, 2008.
35.1.6	Servicer Compliance Statement of Orchid Island TRS, LLC dated February 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: Citigroup Mortgage Loan Trust Inc.

as Depositor

By:/s/ Susan Mills

Susan Mills

Vice President - Senior Officer in Charge of Securitization of the Depositor

March 31, 2008

Index to Exhibits

Exhibit Number	Description
4.1	Pooling and Servicing Agreement, dated as of May 11, 2007, incorporated by reference from Exhibit 99.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on October 2, 2007
4.01

Amendment No. 1 to Pooling and Servicing Agreement, dated as of March 26, 2008 and effective as of May 11, 2007, among Citigroup Mortgage Loan Trust Inc. as depositor, CitiMortgage, Inc. as master servicer and trust administrator, Citibank, N.A. as paying agent, certificate registrar and authenticating agent and U.S. Bank National Association as trustee.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 31, 2008.
33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of CitiMortgage, Inc.
33.1.2	Management Assessment, dated February 22, 2008, of Cenlar, FSB
33.1.3	Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2008, of Countrywide Financial Corporation
33.1.4	Certification Regarding Compliance with Applicable Servicing Criteria, dated March 6, 2008, of SunTrust Mortgage Inc.
33.1.4.1	Management’s Assertion on Compliance with Regulation AB Criteria, dated March 6, 2008, of SunTrust Bank
33.1.4.2	Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria dated February 15, 2008 of ZC Sterling Insurance Agency, Inc.
33.1.5	2007 Certification Regarding Compliance with Applicable Servicing Criteria, dated February 25, 2008, of Wells Fargo Bank, N.A.
33.1.6	Management’s Assertion of Compliance with Applicable Servicing Criteria dated February 22, 2008, of Citibank, N.A.
33.1.7	Management’s Assertion of Compliance dated February 29, 2008, of the Agency and Trust division of Citibank, N.A.
34.1.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, for CitiMortgage, Inc relating to Exhibit 33.1.1
34.1.2	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, for Cenlar FSB relating to Exhibit 33.1.2
34.1.3	Report of Independent Registered Public Accounting Firm, dated February 28, 2008, of KPMG LLP for Countrywide Financial Corporation relating to Exhibit 33.1.3
34.1.4	Report of Independent Registered Public Accounting Firm, dated March 6, 2008, of Ernst & Young LLP, for SunTrust Mortgage Inc. relating to Exhibit 33.1.4
34.1.4.1	Report of Independent Registered Public Accounting Firm, dated March 6, 2008, of Ernst & Young LLP, for SunTrust Bank. relating to Exhibit 33.1.4.1
34.1.4.2	Report of Independent Registered Public Accounting Firm, dated February 14, 2008, of Ernst & Young LLP, for ZC Sterling Insurance Agency Inc., relating to Exhibit 33.1.4.2
34.1.5	Report of Independent Registered Public Accounting Firm, dated February 25, 2008, of KPMG LLP, for Wells Fargo Bank, N.A. relating to Exhibit 33.1.5
34.1.6	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, for Citibank, N.A. relating to Exhibit 33.1.6
34.1.7	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, for the Agency and Trust division of Citibank, N.A. relating to Exhibit 33.1.7
35.1.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 22, 2008.

35.1.2	Servicer Compliance Statement (Item 1123) for Cenlar FSB dated February 22, 2008.
35.1.3	Annual Certification for Home Mortgage Purchase Program Pursuant to the Sale, Servicing and Administration Agreement of Countrywide Home Loans Servicing LP dated January 7, 2008.
35.1.4	Annual Compliance Statement of SunTrust Mortgage Inc. dated March 12, 2008.
35.1.5	Annual Certification for Home Mortgage Purchase Program Pursuant to the Sale, Servicing and Administration Agreement of Wells Fargo Bank, N.A. dated January 28, 2008.
35.1.6	Servicer Compliance Statement of Orchid Island TRS, LLC dated February 28, 2008.

EXHIBIT 4.01

CITIGROUP MORTGAGE LOAN TRUST INC.

Mortgage Pass-Through Certificates, Series 2007-AR7

AMENDMENT NO. 1

AMENDMENT NO. 1 to Pooling and Servicing Agreement (the “Amendment”), dated as of March 26, 2008, effective as of May 1, 2007 (the “Effective Date”) among CITIGROUP MORTGAGE LOAN TRUST INC., as Depositor, CITIMORTGAGE, INC., as Master Servicer and Trust Administrator, CITIBANK, N.A. as Paying Agent, Certificate Registrar and Authenticating Agent and U.S. BANK NATIONAL ASSOCIATION, as Trustee.

PRELIMINARY STATEMENT

WHEREAS, the parties hereto are parties to that certain Pooling and Servicing Agreement, dated as of May 1, 2007 (the “Agreement”), among the Depositor, the Master Servicer, the Trust Administrator, the Paying Agent, the Certificate Registrar, the Authenticating Agent and the Trustee; and

WHEREAS, Section 11.01 of the Agreement provides that the Agreement may be amended by the parties thereto, without the consent of any of the Certificateholders, (i) to cure any ambiguity or defect, (ii) to correct, modify or supplement any provisions herein (including to give effect to the expectations of Certificateholders) or (iii) to make any other provisions with respect to matters or questions arising under this Agreement which shall not be inconsistent with the provisions of this Agreement;

NOW, THEREFORE, in consideration of the foregoing and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree to amend the Agreement as follows:

1.	The following definition shall be added to Section 1.01 of the Agreement:

“Depositor Certification”: A written certification, substantially in the form attached hereto as Exhibit H, signed by an officer of the Depositor.

2.	Section 4.06 is amended as follows:

(i)           The language in Section 4.06(a)(iii)(IV) will be modified as follows (revised language in bold and double underlined):

“(IV) a Master Servicer Certification or Depositor Certification, as applicable, in the form prescribed by Exhibit H (provided, however, that the Trust Administrator, at its discretion, may omit from the Form 10-K any annual compliance statement, assessment of compliance or attestation report that is not required to be filed with such Form 10-K pursuant to Regulation AB).”

(ii)          The third and fourth paragraphs under Section 4.06(a)(iii) will be modified as follows (revised language in bold and double underlined):

“After preparing the Form 10-K, the Trust Administrator shall forward electronically a copy of the Form 10-K to the Depositor and the Master Servicer for review. Within 3 Business Days after receipt of such copy, but no later than March 25th (provided that, the Trust Administrator forwards a copy of the Form 10-K no later than the 3rd Business Day prior to March 25th), the Depositor shall notify the Trust Administrator in writing (which may be furnished electronically) of any changes to or approval of such Form 10-K. In the absence of receipt of any written changes or approval, the Trust Administrator shall be entitled to assume that such Form 10-K is in final form and the Trust Administrator may proceed with the execution and filing of the Form 10-K. No later than 12:00 p.m. Eastern Standard time on the 4th Business Day prior to the 10-K Filing Deadline, a senior officer in charge of the servicing function of the Master Servicer shall sign; provided however, that if the Master Servicer and Depositor so agree, a senior officer in charge of securitization of the Depositor shall sign the Form 10-K and return an electronic or fax copy of such signed Form 10-K (with an original executed hard copy to follow by overnight mail) to the Trust Administrator. If a Form 10-K cannot be filed on time or if a previously filed Form 10-K needs to be amended, the Trust Administrator will follow the procedures set forth in Section 4.06(a)(v). Once the Form 10-K has been filed with the Commission it will be available through EDGAR at www.sec.gov. The Trust Administrator will provide copies of the report to investors, free of charge, upon request. The parties to this Agreement acknowledge that the performance by the Master Servicer, the Depositor and the Trust Administrator of their respective duties under Sections 4.06(a)(iii) through (v) related to the timely preparation, execution and filing of Form 10-K is contingent upon such parties strictly observing all applicable deadlines in the performance of their duties under such Sections and under Section 3.20 and Section 3.21. None of the Master Servicer, the Depositor or the Trust Administrator shall have any liability for any loss, expense, damage, claim arising out of or with respect to any failure to properly prepare, execute and/or timely file such Form 10-K, where such failure results from the Master Servicer’s, the Depositor’s or the Trust Administrator’s inability or failure to receive, on a timely basis, any information from any other party hereto needed to prepare, arrange for execution or file such Form 10-K, not resulting from its own negligence, bad faith or willful misconduct.”

“The Master Servicer shall deliver the Master Servicer Certification, executed by a senior officer in charge of the servicing function of the Master Servicer or the Depositor shall deliver the Depositor Certification, executed by a senior officer in charge of securitization of the Depositor, as applicable, to the Trust Administrator not later than March 15th of each year in which the Trust is subject to the reporting requirements of the Exchange Act. In connection with the filing of any 10-K hereunder, in the case where the Master Servicer delivers the Master Servicer Certification and executes the 10-K and the Master Servicer and Trust Administrator are not affiliated, the Trust Administrator shall sign a Back-Up Certification substantially in the form of Exhibit I-1 or if the Depositor delivers the Depositor Certification and executes the Form 10-K, the Trust Administrator shall sign a Back-Up Certification substantially in the form of Exhibit I-1 and the Master Servicer shall sign a Back-Up Certification substantially in the form of Exhibit I-2; provided, however, that the Trust Administrator and the Master Servicer shall not be required to undertake an analysis of any accountant’s report attached as an exhibit to the Form 10-K or if the Depositor delivers the Depositor Certification and executes the Form 10-K, the Trust Administrator shall sign a Back-Up Certification substantially in the form of Exhibit I-1 and the Master Servicer shall sign a Back-Up Certification substantially in the form of Exhibit I-2; provided, however, that the Trust Administrator and the Master Servicer shall not be required to undertake an analysis of any accountant’s report attached as an exhibit to the Form 10-K.”

(iii)	The fifth and sixth sentences under Section 4.06(a)(v)(B) will be modified as follows (revised language in bold and double underlined):

“Any Form 15, Form 12b-25 or any amendment to Form 8-K, 10-D or 10-K shall be signed by a duly authorized officer of the Master Servicer or the Depositor, as applicable. The parties hereto acknowledge that the performance by the Depositor, the Master Servicer and the Trust Administrator of their respective duties under this Section 4.06(a)(v) related to the timely preparation, execution and filing of Form 15, a Form 12b-25 or any amendment to Form 8-K, 10-D or 10-K is contingent upon the Master Servicer and the Depositor timely performing their duties under this Section.”

3.        Exhibits H, I-1 and I-2 of the Pooling and Servicing Agreement are replaced in their entirety with the Exhibits H, I-1 and I-2 set forth on Annex A hereto.

4.        Except as expressly modified or amended in this Amendment, the parties hereto agree that all of the terms, covenants, provisions, agreements and conditions of the Agreement are hereby ratified and confirmed in every respect and shall remain unmodified and unchanged and shall continue in full force and effect.

5.        The effectiveness of the Amendment is conditioned upon the Trust Administrator’s receipt of the Opinion of Counsel described in Section 11.01 of the Agreement.

6.         Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Agreement.

7.        This Amendment may be executed in counterparts, each of which shall be an original but all of which, taken together, shall constitute one and the same instrument and that this Amendment shall be construed in accordance with the laws of the State of New York (excluding provisions regarding conflicts of laws) and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

IN WITNESS WHEREOF, the parties have duly executed this Amendment as of the date first above written.

CITIGROUP MORTGAGE LOAN TRUST INC., as Depositor

By:	/s/ Peter D. Steinmetz
Name:	Peter D. Steinmetz
Title:	Vice President

CITIMORTGAGE, INC., as Master Servicer and Trust Administrator

By:	/s/ Tommy R. Harris
Name:	Tommy R. Harris
Title:	Senior Vice President

CITIBANK, N.A., as Paying Agent, Certificate Registrar and Authenticating Agent

By:	/s/ Jennifer McCourt
Name:	Jennifer McCourt
Title:	Vice President

U.S. BANK NATIONAL ASSOCIATION, not in its individual capacity but solely as Trustee

By:	/s/ Clare O’Brien
Name:	Clare M. O’Brien
Title:	Vice President

ANNEX A

EXHIBIT H

FORM OF MASTER SERVICER CERTIFICATION OR

FORM OF DEPOSITOR CERTIFICATION

I, [identify the certifying individual], certify that:

1.            I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Citigroup Mortgage Loan Trust Inc., Mortgage Pass-Through Certificates, Series 2007-AR7 (the “Exchange Act periodic reports”);

2.            Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4.            [Master Servicer] [I am responsible for reviewing the activities performed by the servicer(s) and based on my knowledge and the compliance review(s) conducted in preparing the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer(s) [has/have] fulfilled [its/their] obligations under the servicing agreement(s) in all material respects; and]

[Depositor] Based on my knowledge and the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer(s) [has/have] fulfilled [its/their] obligations under the servicing agreement(s) in all material respects; and

5.            All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: [name of servicer, sub-servicer, co-servicer, or trustee].]

[CITIGROUP MORTGAGE LOAN TRUST INC.]

By:
Name:
Title:
Date:

EXHIBIT I-1

FORM BACK-UP CERTIFICATION TO BE

PROVIDED TO DEPOSITOR BY THE TRUST ADMINISTRATOR

Re:

Pooling and Servicing Agreement dated as of May1, 2007 (the “Agreement”), among Citigroup Mortgage Loan Trust Inc., as depositor, CitiMortgage, Inc. as master servicer and trust administrator, Citibank, N.A. as paying agent, certificate registrar and authenticating agent and U.S. Bank National Association as trustee

The Trust Administrator of the Trust, hereby certifies to Citigroup Mortgage Loan Trust Inc. (the “Depositor”), and its officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

1.            The Trust Administrator has reviewed the annual report on Form 10-K for the fiscal year 2007, and all reports on Form 10-D required to be filed in respect of the period covered by such Form 10-K of the Depositor relating to the above-referenced trust (the “Exchange Act periodic reports”);

2.            Based on the Trust Administrator’s knowledge, the information in the distribution reports prepared by the Trust Administrator, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by that annual report; and

3.            The information provided by the Trust Administrator pursuant to Sections 3.21 and 4.06 (solely with respect to information about the Trust Administrator) does not contain any untrue statement of material fact.

4.            Based on the Trust Administrator’s knowledge, the distribution information required to be provided by the Trust Administrator under the Agreement is included in the Exchange Act periodic reports.

Capitalized terms used but not defined herein have the meanings ascribed to them in the Agreement.

CITIMORTGAGE, INC., as Trust Administrator

By:

Name: William S. Felts

Title: Senior Vice President - Trust Administrator

Date:

EXHIBIT I-2

FORM OF MASTER SERVICER CERTIFICATION

Re:	Citigroup Mortgage Loan Trust Inc., Mortgage Pass-Through Certificates, Series 2007-AR7

I, Tommy Harris, as senior officer in charge of the master servicing function of CitiMortgage, Inc. (“CitiMortgage”), certify to Citigroup Mortgage Loan Trust, Inc. (the “Depositor”), the Trust Administrator and their respective officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

1.

I have reviewed the information provided to the Trust Administrator by the Master Servicer pursuant to the Servicing Agreement and included in the annual report on Form 10-K for the fiscal year 2007, and all reports on Form 10-D required to be filed in respect of the period covered by such Form 10-K of the Depositor relating to the above-referenced trust (the “Exchange Act periodic reports”) (the “Servicing Information”);

2.

Based on my knowledge, the Servicing Information in the Exchange Act periodic reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by that annual report;

3.	Based on my knowledge, the Servicing Information required to be provided to the Trust Administrator by the Master Servicer has been provided as required under the Pooling and Servicing Agreement;

4.

I am responsible for reviewing the activities performed by the Master Servicer under the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed to the Depositor and the Trust Administrator, the Master Servicer has fulfilled in all material respects its obligations under the Pooling and Servicing Agreement; and

5.

I have disclosed to the Master Servicer’s certified public accountants and the Depositor all significant deficiencies relating to the Master Servicer’s compliance with the Servicing Criteria as set forth in the Pooling and Servicing Agreement.

Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated May 1, 2007 (the “Pooling and Servicing Agreement”), among the Depositor as depositor, CitiMortgage, Inc., as master servicer and trust administrator, Citibank, N.A. as paying agent, certificate registrar and authenticating agent and U.S. Bank National Association as trustee.

CITIMORTGAGE, INC.

By: ___________________________________

Name: Tommy Harris

Title: Senior Vice President - Master Servicing

Date: March [__], 2008